Form 10-Q
period 2011-04-30
OBAN INDUSTRIES, INC.
filed 2011-08-26
CIK 1514158

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-54203

OBAN INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-4892274
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

2219 20th Avenue #B, San Francisco, California

(Address of principal executive offices)

415-812-2978

(Registrant’s telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ].

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]
(Do not check if a smaller reporting company)		.

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [x] No [ ].

APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 800,000 shares of common stock, par value $0.0001 per share, outstanding as of June 10, 2011.

OBAN INDUSTRIES, INC.

(A Development Stage Company)

- INDEX -

Item 1. Financial Statements

OBAN INDUSTRIES, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEET

(Unaudited)

	April 30, 2011	January 31, 2011
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$499	$5,000
Accounts Receivable	—	—
Note Receivable	—	—
Prepaid Expenses	—	—
Inventory	—	—
TOTAL CURRENT ASSETS	$499	$5,000
FIX ASSETS
Property, Plant, and Equipment	$—	$—
Accumulated Depreciation	—	—
Other Assets	—	—
TOTAL NET FIXED ASSETS	$—	$—
TOTAL ASSETS	$499	$5,000

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$1,500	$—
Other payables	—	—
Taxes Payable	—	—
Notes Payable	—	—
TOTAL CURRENT LIABILITIES	1,500
TOTAL LIABILITIES	1,500	—

STOCKHOLDER’S EQUITY (DEFICIT)
Common Stock-$0.0001 par value; 300,000,000 shares authorized; 800,000 shares issued and outstanding	80	80
Additional Paid-in Capital	7,920	$7920
Accumulated other comprehensive income
Retained earnings (deficit)	(9,001)	(3000)
TOTAL STOCKHOLDER’S EQUITY	(1,001)	5,000
TOTAL LIABILITIES AND EQUITY	$499	$5,000

See accompanying notes to financial statements

OBAN INDUSTRIES, INC.

(A Development Stage Company)

CONDENSED STATEMENT OF OPERATION

(Unaudited)

	For the Three Months Ended April 30, 2011	For The Period From Inception January 28, 2011 Through April 30, 2011
REVENUES
Sales	$—	$—
Cost of Sales	—	—
GROSS PROFIT	—	—

OPERATING EXPENSES
Selling, General and Administrative	6,001	$9,001
Financial Expense	—	—
Interest Expense	—	—
Distribution Costs
TOTAL OPERATING EXPENSES	6,001	9,001

OPERATING INCOME (LOSS)	(6,001)	(9,001)

OTHER INCOME/ (EXPENSES)
Non-Operating Expenses	—	—
Other	—	—
TOTAL OTHER INCOME/(EXPENSES)	—	—

NET INCOME (LOSS) BEFORE TAXES	(6,001)	(9,001)

INCOME TAX EXPENSES
NET INCOME (LOSS) FROM CONTINUED OPERATIONS	—	—

INCOME FROM DISCONTINUED OPERATIONS	—	—

NET INCOME (LOSS)	$(6,001)	$(9,001)

INCOME FROM DISCONTINUED OPERATIONS	—

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation (Loss) Gain	—	—

COMPREHENSIVE INCOME (LOSS)	$(6,001)	$(9,001)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	800,000
Fully Diluted	800,000

See accompanying notes to financial statements

OBAN INDUSTRIES, INC.
(a Development Stage Company)

CONDENSED STATEMENT OF CASH FLOW
(Unaudited)

	April 30, 2011	Period From January 28, 2011 (Inception) to April 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income after income tax	$(6,001)	$(9,001)
Adjustments to reconcile net income to Net cash used in operating activities
Accounts Receivable	—	—
Accounts payable and accrued liabilities	1,500	1,500
Other payable	—	—
Others	—	—
Tax Payable	—	—
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(4,501)	(7,501)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Notes Receivable
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sales of Common Stock	—	8,000
Capital contribution	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	8.000

FOREIGN CURRENCY TRANSLATION

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,501)	499

CASH AND CASH EQUIVALENTS:
Beginning of period	5,000	—
End of Period	$499	$499

SUPPLEMENTAL CASH FLOW INFORMATION:

OBAN INDUSTRIES, INC.
(a Development Stage Company)

STATEMENT OF STOCKHOLDER’S EQUITY

					Accumulated
	Common Stock		Additional	Retained	Other
	Class A	Par Value	Paid-in	Earnings	Comprehensive
	Shares	0.0001	Capital	(Deficit)	Income	Total

Initial	800,000	$80	$7,920			8,000
Net Income (Loss) for the period				$(3,000)		(3,000)
Balances @ January 31, 2011	800,000	80	$7,920	$(3,000)	$—	$5,000

Capital Contribution
Net Income (Loss) for the period				$(6,001)		(6,001)
Balances @ April 30, 2011	800,000	80	7,920	(9,001)	—	(1,001)

OBAN INDUSTRIES, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

As of APRIL 30, 2011

(UNAUDITED)

1.     ORGANIZATIONS AND DESCRIPTION OF BUSINESS:

Oban Industries, Inc. (a development stage company) (the “Company”) was incorporated in the State of Delaware on January 28, 2011. Since inception, the Company has been engaged primarily in organization efforts. The Company was formed as a vehicle to pursue a business combination. The business purpose of the Company is to seek the acquisition of, or merger with, an operating company.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. These interim financial statements should be read in conjunction with the audited financial statement in the Company’s Form 10 filed on March 2, 2011.

Development Stage Enterprise

The Company is considered to be in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-10-05. This standard requires companies to report their operations, shareholders equity and cash flows from inception through the reporting date. The Company will continue to be reported as a development stage entity until, among other factors, revenues are generated from management’s intended operations. Management has provided financial data since inception (January 28, 2011).

Fiscal Year

The Company’s fiscal year ends on January 31.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under ASC 740-10, a tax benefit from an uncertain tax position taken or expected to be taken may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under ASC 740-10 would equal the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all the relevant information. A liability (including interest and penalties, if applicable) is established to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable.

Net Loss Per Share

Basic and diluted loss per common share is computed on the basis of the weighted-average number of common shares outstanding during the period. There were no potentially issuable common stock equivalents outstanding from inception (January 28, 2011) to April 30, 2011.

Fair Value of Financial Instruments

The carrying amounts reported in the financial statements for current assets and current liabilities approximate fair value due to the short-term nature of these financial instruments.

The Company follows the provisions of ASC 820-10, “Fair Value Measurements and Disclosures”, which establishes a single authoritative definition of fair value and a framework for measuring fair value and expands disclosure of fair value measurements for both financial and nonfinancial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flows) and the cost approach (cost to replace the service capacity of an asset or replacement cost).

Recently issued accounting standards

We do not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3.     GOING CONCERN

The Company is a development stage enterprise with no operating history. It has not yet been able to develop and execute its business plan. The Company has no significant assets or financial resources. The Company will sustain expenses without corresponding revenues until the consummation of a merger or other business combination with a private company. The Company may not be able to identify a suitable business opportunity or consummate a business combination, and any such business may not be profitable at the time of its acquisition by us or ever. This raises substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that we will continue as a going concern.  As reflected in the accompanying financial statements, we had a deficit accumulated during the development stage of $3,000 on January 31, 2011 and a net loss from operations of $6,001 for the three months ended April 30, 2011.

While we attempt to commence operations and generate revenues, our cash position may not be sufficient enough to support our daily operations. Management believes that the actions presently being taken to further implement our business plan and generate revenues provide the opportunity for us to continue as a going concern.  While we believe in the viability of our strategy to generate revenues and in our ability to raise additional funds, there can be no assurances to that effect.  Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate revenues.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Oban Industries, Inc. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

The Company was incorporated in the State of Delaware on January 28, 2011 and maintains its principal executive office at 2219 20th Avenue #B, San Francisco, CA 94116. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a Registration Statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on March 2, 2011. The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company intends to seek a target company that is located in China. However, it will not restrict its potential candidate target company to this geographic location or any other specific business or geographic location and, thus, may acquire any type of business in any location.

Plan of Operations

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and
(ii)	investigating, analyzing and consummating an acquisition.

As of the date of this filing we have minimal funds in our treasury. The Company is in the development stage and has not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. We believe we will be able to meet the costs we expect to incur, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to, invested in us or advanced to us by other investors and other third parties. Currently, however our ability to continue as a going concern is dependant upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or third party advances, however there is no assurance of additional funding being available.

Our sole officer and director has not had any preliminary contact with any representative of any other entity. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Through industry publications our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. For the period from inception (January 28, 2011) through April 30, 2011, the Company had no activities that produced revenues from operations. For the period from inception through April 30, 2011, the Company had a net loss of $9,001, comprised of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in March 2011 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of April 30, the Company had cash equal to $499 and had current liabilities equal to $1,500.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (January 28, 2011) through April 30, 2011

Operating activities	$(7,501)
Investing activities	-
Financing activities	$8,000

Net effect on cash	$499

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Off-Balance Sheet Arrangements

          The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

          As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

          As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

          As of April 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

          There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of our sole officer and director, there are presently no material pending legal proceedings to which the Company, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)    Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 28, 2011.

*3.2	By-Laws.

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 _______________________

*	Filed as an exhibit to the Company’s Registration Statement on Form 10, as filed with the SEC on March 2, 2011 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OBAN INDUSTRIES, INC.

Date: August 24, 2011	By:	/s/ Roger Ng
Name: Roger Ng Title: President, Secretary, Treasurer, and Sole Director

