Form 10-Q
period 2011-07-31
OBAN INDUSTRIES, INC.
filed 2011-09-22
CIK 1514158

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-54287

OBAN INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-4892274
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

2219 20th Avenue, #B, San Francisco, California

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ x]

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [x] No [  ].

APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 800,000 shares of common stock, par value $0.0001 per share, outstanding as of September 14, 2011.

OBAN INDUSTRIES, INC

(A Development Stage Company)

- INDEX -

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.	3
	Balance Sheet as of July 31, 2011 (Unaudited)	3
	Statements of Operations (Unaudited) for the Three and Six Months Ended July 31, 2011 and the Cumulative Period from January 28, 2011 (Inception) to July 31, 2011.	4
	Statements of Cash Flows (Unaudited) for the Six Months Ended July 31, 2011 and the Cumulative Period from January 28, 2011 (Inception) to July 31, 2011	5
	Statement of Stockholder’s Deficit from January 28, 2011 (Inception) to July 31, 2011 (Unaudited)	6
	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Removed and Reserved	12

Item 5.	Other Information	12

Item 6.	Exhibits	13

Signatures		14

Item 1. Financial Statements

OBAN INDUSTRIES, INC.

(A Development Stage Company)

BALANCE SHEET

	July 31, 2011	January 31, 2011
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and Cash Equivalents	$443	$5,000
Accounts Receivable	—	—
Note Receivable	—	—
Prepaid Expenses	—	—
Inventory	—	—
TOTAL CURRENT ASSETS	$443	$5,000

FIXED ASSETS
Property, Plant, and Equipment	$—	$—
Accumulated Depreciation	—	—
Other Assets
TOTAL NET FIXED ASSETS	$—	$—

TOTAL ASSETS	$443	$5,000

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$500	$—
Other Payables	—	—
Taxes Payable	—	—
Notes Payable	—	—
TOTAL CURRENT LIABILITIES	$500	$—

LONG-TERM LIABILITIES
Notes Payable-Convertible debt	—	—
TOTAL LONG-TERM LIABILITIES

TOTAL LIABILITIES	$500	$—

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock-$0.0001 par value; 300,000,000 shares authorized;
800,000 shares issued and outstanding	80	80
Additional paid in capital	10,920	7,920
Accumulated other comprehensive income
Retained earnings (deficit)	(11,057)	(3,000)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(57)	5,000

TOTAL LIABILITIES AND EQUITY	$443	$5,000

OBAN INDUSTRIES, INC.

(A Development Stage Company)

STATEMENT OF OPERATION

(Unaudited)

			For The Period
			From Inception
	Three Months	Six Months	January 28, 2011
	Ended	Ended	Through
	July 31, 2011	July 31, 2011	July 31, 2011
REVENUES
Sales	$—	$—	$—
Cost of Sales	—	—	—
GROSS PROFIT		—	—

OPERATING EXPENSES
Selling, General, and Administrative	2,056	8,057	11,057
Financial Expense	—	—	—
Interest Expense	—	—	—
Distribution Costs	—	—	—
TOTAL OPERATING EXPENSES	2,056	8,057	11,057

OPERATING INCOME (LOSS)	(2,056)	(8,057)	(11,057)

OTHER INCOME / (EXPENSES)
Non-Operating Expenses	—	—	—
Other	—	—	—
TOTAL OTHER INCOME / (EXPENSE)	—	—	—

NET INCOME (LOSS) BEFORE TAXES	(2,056)	(8,057)	(11,057)

INCOME TAX EXPENSE

NET INCOME (LOSS) FROM CONTINUED OPERATIONS	—	—	—

INCOME FROM DISCONTINUED OPERATIONS	—	—	—

NET INCOME (LOSS)	$(2,056)	$(8,057)	$(11,057)

INCOME FROM DISCONTINUED OPERATIONS	—	—	—

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation (Loss) Gain	—	—	—

COMPREHENSIVE INCOME (LOSS)	$(2,056)	$(8,057)	$(11,057)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	800,000	800,000
Fully diluted	800,000	800,000

OBAN INDUSTRIES, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOW

(Unaudited)

		For The Period
		From Inception
	Six Months	January 28, 2011
	Ended	Through
	July 31, 2011	July 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income after income tax	$(8,057)	$(11,057)
Adjustments to reconcile net income to
net cash used in operating activities:
Non-cash adjustment for retained earnings due to reverse merger
Accounts receivable	—	—
Notes receivable
Intangible assets
Long term deferred assets
Accounts payable and accrued liabilities	500	500
Notes payable
Other payable	—	—
Others	—	—
Tax payable	—	—
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(7,557)	(10,557)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Notes Receivable
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from Sales of Common Stock	—	8,000
Capital contribution	3,000	3,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,000	11,000

FOREIGN CURRENCY TRANSLATION

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,557)	443

CASH AND CASH EQUIVALENTS:
Beginning of period	5,000	—
End of period	$443	$443

OBAN INDUSTRIES, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

				Accumulated
	Common Stock		Additional	Retained	Other
	Class A	par value	Paid-in	Earnings	Comprehensive
	Shares	0.0001	Capital	(Deficit)	Income	Total

Initial	800,000	$80	$7,920			8,000
Net Income(Loss) for the period				$(3,000)		(3,000)
Balances @ January 31, 2011	800,000	80	$7,920	$(3,000)	$—	$5,000

Additional Paid in Capital						$—
Net Income(Loss) for the period				$(6,001)		$(6,001)
Balances @ April 30, 2011	800,000	80	7,920	(9,001)	—	(1,001)

Additional Paid in Capital			$3,000			$3,000
Net Income(Loss) for the period				$(2,056)		$(2,056)
Balances @ July 31, 2011	800,000	80	10,920	(11,057)	—	(57)

OBAN INDUSTRIES, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

As of JULY 31, 2011

(UNAUDITED)

1.   ORGANIZATIONS AND DESCRIPTION OF BUSINESS:

Oban Industries, Inc. (a development stage company) (the “Company”) was incorporated in the State of Delaware on January 28, 2011. Since inception, the Company has been engaged primarily in organization efforts. The Company was formed as a vehicle to pursue a business combination. The business purpose of the Company is to seek the acquisition of or merger with, an operating company.

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

Net Loss Per Share

Basic and diluted loss per common share is computed on the basis of the weighted-average number of common shares outstanding during the period. There were no potentially issuable common stock equivalents outstanding from inception (January 28, 2011) to July 31, 2011.

Recently issued accounting standards

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The new guidance is intended to assist creditors in determining when a loan modification or restructuring is considered a troubled debt restructuring (“TDR”), in order to address current diversity in practice and lead to more consistent application of accounting principles. In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that the restructuring constitutes a concession and the debtor is experiencing financial difficulties. The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of this ASU is not expected to have a material impact on the Company’s financial position or results of operations.

In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The update removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in the update. The guidance in the update is effective for the first interim or annual period beginning on or after December 15, 2011, and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of this ASU is not expected to have any impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements by U.S. GAAP and IFRSs. The amendments in this ASU generally represent clarifications of FASB ASC Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption of this ASU is not expected to have any impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income” (“Update 2011-05”). Update 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Update 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Update 2011-05 becomes effective for us in fiscal year 2013 and should be applied retrospectively. Early adoption is permitted. Management has determined that the update will not have a material impact on the financial statements.

3.    GOING CONCERN

The accompanying financial statements were prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern and depends upon the Company’s ability to establish itself as a profitable business. The Company is a development stage company and has an accumulated loss since inception of $11,057. The Company has working capital in the amount of $443 which is not sufficient to finance its business for the next twelve months. Due to the start-up nature of the Company, the Company expects to incur additional losses in the immediate future. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. To date, the Company’s cash flow requirements have been primarily met through advances from stockholders.

The Company is planning on obtaining financing either through issuance of equity or debt. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital through other channels.

4.    RELATED PARTY

Related parties, which can be a corporation, individual, investor or another entity are considered to be related if the party has the ability, directly or indirectly, to control the other party or exercise significant influence over the Company in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. The Company has these relationships.

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

Description of Business

The Company was incorporated in the State of Delaware on January 28, 2011 and maintains its principal executive office at 2219 20th Avenue, #B, San Francisco, California. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a Registration Statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on March 2, 2011. The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

As of the date of this filing we have no funds in our treasury. The Company is in the development stage and has not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. We believe we will be able to meet the costs we expect to incur, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to, invested in us or advanced to us by other investors and other third parties. Currently, however our ability to continue as a going concern is dependant upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or third party advances, however there is no assurance of additional funding being available.

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. For the period from inception (January 28, 2011) through July 31, 2011, the Company had no activities that produced revenues from operations. For the three and six months ended July 31, 2011, the Company had a net loss of $2,056 and $8,057, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in March 2011 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of July 31, 2011, the Company had assets equal to $443 and current liabilities equal to $500. The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

For the Cumulative Period from Inception (January 28, 2011) through July 31, 2011

Operating activities	$(10,557)
Investing activities	—
Financing activities	$11,000

Net effect on cash	$443

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations have a net loss of $11,057 from inception, and provided $11,000 from financing activities for the period from January 28, 2011 (inception) to July 31, 2011. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

As of July 31, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Removed and Reserved.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 28, 2011.

*3.2	By-Laws.

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10, as filed with the SEC on March 2, 2011 and incorporated herein by this reference.
13

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OBAN INDUSTRIES, INC.

Date: September 21, 2011	By:	/s/ Roger Ng
Name: Roger Ng Title: President, Secretary, Treasurer, and Sole Director

